Form 10-K
period 2005-12-31
Wachovia Bank Commercial Mortgage Trust Series 2005-C22
filed 2006-03-28
CIK 1345776

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127668-02


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-C22

     (Exact name of registrant as specified in its charter)

                                                        54-2191529
                                                        54-2191530
  New York                                              54-6696461
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___     No  X

        The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was December 29, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 57.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) CWCapital Asset Management LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.

             Not Applicable.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-C22
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 28, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Wachovia Bank Commercial Mortgage Trust,

  Commercial Mortgage Pass-Through Certificates

  Series 2005-C22 (the "Trust")

  I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     CWCapital Asset Management LLC and Wells Fargo Bank, N.A..



     Date: March 28, 2006

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title


  EX-99.1 (a)
(logo) MATTHEWS, CARTER AND BOYCE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Accountants' Report


To the Board of Directors
CWCapital Asset Management LLC


We have examined management's assertion about CWCapital Asset Management LLC's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of December 31, 2005 and for the period from July 14, 2005 through December 31, 2005 included in the accompanying management assertion. Management is responsible for CWCapital Asset Management LLC's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about CWCapital Asset Management LLC's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on CWCapital Asset Management LLC's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that CWCapital Asset Management LLC, in its capacity as Special Servicer, complied with the aforementioned applicable minimum servicing standards as of December 31, 2005 and for the period from July 14, 2005 through December 31, 2005 is fairly stated, in all material respects, as set forth in the criteria attached.


/s/MATTHEWS, CARTER AND BOYCE, P.C.


March 10, 2006


11320 Random Hills Road * Suite 600 * Fairfax, Virginia 22030-7427 *
TEL: 703-218-3600 * FAX: 703-218-1808





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911





Independent Accountants' Report



The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.




/s/KPMG LLP



February 15, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) CWCapital


March 10, 2006


As of December 31, 2005 and throughout its term as Special Servicer which was for the period of July 14, 2005 through December 31, 2005, CWCapital Asset Management LLC, in its capacity as Special Servicer has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. The applicable minimum standards are Items VI and VII.


/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President - Special Servicing
CWCapital Asset Management LLC


/s/ David B. Iannarone
David B. Iannarone
Managing Director
CWCapital Asset Management LLC


11200 Rockville Pike, Suite 400, Rockville, MD 20852
301.255.4700 main www.cwcapital.com





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288



(logo)

Wachovia Securities

Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.I., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.





/s/Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date



/s/Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3/1/06
Date





  EX-99.3 (a)
(logo) CWCapital



March 14, 2006



TRUSTEE:
Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Ruth Borealo


MASTER SERVICER:
Wachovia Bank, National Association
Structured Products Services
8739 Research Drive - URP 4
Charlotte, NC 28288-1075
Attn: Doug Ratcliff


UNDERWRITERS:
Wachovia Capital Markets LLC
301 South College Street
Charlotte, NC 28288
Attn: Mr. Charles Culbreth


Deutsche Bank Securities Inc.
60 Wall Street
New York, NY 10005
Attn: Scott Waynebern


Goldman, Sachs & Co.
85 Broad Street
New York, NY 10004
Attn: Scott Wisenbaker


JP Morgan Securities Inc.
270 Park Avenue, 10th Floor
New York, NY 10017


Nomura Securities International, Inc.
2 World Financial Center
New York, NY 1281
Attn: Phillip Evanski


RATING AGENCIES:
Moody's Investors Service, Inc.
99 Church Street, 8th Floor
New York, NY 10007
Attn: Tracey Ferguson


Standard & Poor's Ratings Service
55 Water Street, 41st Floor
New York, NY 10041-0003
Attn: CMBS Surveillance Group


Fitch, Inc.
One State Street Plaza
New York, NY 10004
Attn: Mary MacNeil


DEPOSITOR:
Wachovia Commercial Mortgage Securities, Inc.
301 South College Street
Charlotte, NC 28288
Attn: William J. Cohane



RE: WCMS 05-C22, Officer's Certificate


11200 Rockville Pike, Suite 400, Rockville, MD 20852
301.255.4700 main www.cwcapital.com


(PAGE)


Dear Representatives:

In accordance with the requirements detailed in section 3.13 of the Pooling and Servicing Agreement for the above-mentioned CMBS pool, CWCapital Asset Management LLC ("CWCAM"), in its capacity as Special Servicer, is providing this Officer's Certificate with respect to the following:

(i) Under my supervision, CWCAM has reviewed its activities for 2005 and its performance under the Pooling and Servicing Agreement;
(ii) To the best of my knowledge, based on this review, CWCAM has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects throughout its term as Special Servicer which was for the period of 12/29/05 through 12/31/05; and
(iii) CWCAM has received no notice regarding qualification, or challenging the status, of either of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Should you have any questions, please do not hesitate to contact me. I can be reached at 888/880-8958 or via email at kolin@cwcapital.com.

Sincerely,
CWCapital Asset Management LLC

/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President-Special Servicing


/s/ David B. Iannorone
David B. Iannarone
Managing Director



cc:  Greg Askey, Principal
     Matthews, Carter and Boyce, P.C.
     11320 Random Dills Road, Suite 600
     Fairfax, VA 22030-7427





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of December 1, 2005, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, CW Capital Asset Management LLC, as Special Servicer, and Wells Fargo Bank, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2005C-22 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy Ryan. and Clyde M. Alexander, Managing Director and Director of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer, during the period from December 1, 2005 and of its performance December 31, 2005, per the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer, has fulfilled all of its material obligations under this Agreement in all material respects throughout the period December 1, 2005, through December 31, 2005; and


3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Additional Interest Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the l0th day of March 2006.






/s/Timothy S. Ryan
Timothy Ryan, Managing Director
Wachovia Bank National Association


/s/Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.4

       No distributions to Certificateholders were made during the fiscal period covered by this report.